Form 10-Q
period 2020-06-30
Father Time, Inc.
filed 2020-09-18
CIK 1702388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30. 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number  333-238957

Father Time, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	7372	EIN 81-2772092
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

7111 Hayvenhurst Ave

Van Nuys, CA 91406

(Address of principal executive offices)

(310)684-3619

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

☒ Yes ☐ No

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 15, 2020
Common Stock, $0.001	0

1

Father Time, Inc.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Father Time, Inc, the “Company”, to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Father Time" refers to Father Time, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Father Time, Inc.

Father Time Inc.

Balance Sheet

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Technologies	1,000	-

Total Assets	$1,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,000	$3,000
Accrued Liabilities	281,000	227,847
Loan payable, related party	17,349	12,349
Loan payable, unrelated party	347	-

Current Liabilities	301,696	243,196

Stockholders’ Deficit
Common stock; $0.00001 par value; 450,000,000 shares authorized; 0 and 10,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	0	100
Class A Preferred stock; $0.00001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	100
Class B Preferred stock; $0.00001 par value; 49,000,000 shares authorized; 55,000 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	6
Additional pai in capital	1,941	900
Accumulated deficit	(302,743)	(244,196)
Total Stockholders’ Deficit	(300,696)	(243,196)

Total Liabilities and Stockholders’ Deficit	$1,000	$-

The notes are an integral part of these financial statements

Father Time Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	18,500	18,900	58,547	35,098
Total operating expenses	18,500	18,900	58,547	35,098

Loss before provision for income taxes	$(18,500)	$(18,900)	$(58,547)	$(35,098)

Provision for income taxes	-	-	-	-

Net loss	$(18,500)	$(18,900)	$(58,547)	$(35,098)

Basic and Diluted Loss per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted Average Number of Common Shares Outstanding	0	10,000,000	0	10,000,000

The notes are an integral part of these financial statements

Father Time Inc.

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2020 and 2019

	Class A Preferred Shares		Class B referred Shares		Common Shares		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total

Balance – December 31, 2018	-	$-	-	$-	10,000,000	$100	$900	$(178,751)	$(177,751)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(16,198)	(16,198)

Balance – March 31, 2019 (Unaudited)	-	-	-	-	10,000,000	100	900	(194,949)	(193,949)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(18,900)	(18,900)

Balance – June 30, 2019 (Unaudited)	-	$-	-	$-	10,000,000	$100	$900	$(213,849)	$(212,849)

Balance – December 31, 2019	-	$-	-	$-	10,000,000	$100	$900	$(244,196)	$(243,196)

Return of common stock	-	-	-	-	(10,000,000)	(100)	(900)	-	(1,000)

Issuance of preferred stock for common stock	-	-	8,500	1	-	-	999	-	1,000

Issuance of preferred stock for technologies	1,000,000	100	-	-	-	-	900	-	1,000

Issuance of preferred stock for services	-	-	46,500	5	-	-	42	-	47

Net loss for the three months ended March 31, 2020								(40,047)	(40,047)

Balance – March 31, 2020 (Unaudited)	1,000,000	100	55,000	6	-	-	1,941	(284,243)	(282,196)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	(18,500)	(18,500)

Balance – June 30, 2020 (Unaudited)	1,000,000	$100	55,000	$6	-	$-	$1,941	$(302,743)	$(300,696)

The notes are an integral part of these financial statements

Father Time Inc.

Statement of Cash Flows

For the Six Months Ended June 30,

	For the Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(58,547)	$(35,098)

Adjustments to reconcile net loss to net cash used by operating activities:

Changes in operating liabilities:
Accounts payable	-	-
Accrued Liabilities	53,152	32,501
Net cash Used in Operating Activities	(5,395)	(2,597)

Cash Flows from Financing Activities
Proceeds from loan payable, related party	5,395	2,597
Net cash provided by Financing Activities	5,395	2,597

Net increase in cash	-	-

Cash at beginning of period	-	-

Cash end of period	$-	$-

Supplemental Cash Flow Information
Cash paid for Interest	$-	$-

Cash paid for Taxes	$-	$-

The notes are an integral part of these financial statements

Father Time Inc.

Notes to the Financial Statements

June 30, 2020 and 2019

(Unaudited)

Note 1. Background information

Father Time Inc. was incorporated in the State of Delaware on May 16, 2016 and it is based in Washington D.C. The company is a development stage company that intends to design, market, and distribute smart cards with smart chip technology online through its website. To date, the company’s activities have been limited to raising capital, organizational matters, launching the website and the structuring of its business plan. The company has not generated any revenues since inception.

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from inception and had an accumulated deficit of $287,743 at June 30, 2020. Because of these factors, among others, there is substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The Company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of significant accounting policies

Basis of Presentation

The accounting and reporting policies of the company conform to accounting principles generally accepted in the United States of America (GAAP).

The financial statements for the six months ended June 30, 2020 and 2019 have prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial reporting. These financial statements include all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in this registration statement.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

Concentrations of Credit Risks

The company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future. The company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Loss per Share

The company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2020 and December 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the company’s financial statements.

Note 4. Income taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the six months ended June 30, 2020 and 2019 the Company’s effective tax rate is as follows:

	Six Months Ended June 30,
	2020	2019
Tax benefit at US statutory rate	$(12,295)	$(7,371)

Change in valuation allowance	12,295	7,371
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at June 30, 2020 are as follows:

	Six Months Ended June 30,
	2020	2019
Deferred trax asset:
Net operating loss	$58,547	$35,098
Valuation Allowance	(58,547)	(35,098)
	$-	$-

The Company has $302,743 of net operating losses (“NOL”) carried forward at June 30, 2020 to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 5. Loan payable, related party

As of June 30, 2020 and December 31, 2019, the Company was obligated to a founder of the company for nominal payments made to vendors for various services. This amount of $12,349 is a open demand loan and is non-interest bearing. There may be future payments made by the shareholder to pay expenses until the Company either raises the capital from this offering or begins to receive revenues.

As of June 30, 2020, the Company was obligated to the new President. This amount of $5,000 is a open demand loan and is non-interest bearing. There may be future payments made by the President to pay expenses until the Company either raises the capital from this offering or begins to receive revenues.

Our president, Trevor Doerksen, is also the chief executive officer of Mobovivo Inc. The Company has four licensing agreements with Mobovivo for software. The Company will owe by the end of the fiscal year the following on each agreement, 2020 $30,000, $50,000, $ 100,000 and $100,000 for a total of $180,000 per agreement. There is a risk that the licensing agreements may become in default and not be rectified in the normal course of business.

Note 6. Shareholders’ Equity

Authorized Stock

The Company has authorized 450,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (May 16, 2016), the company has issued a total of 10,000,000 common shares to its founder for a cash of $100.

The Company has authorized 1,000,000 class A preferred stock and 49,000,000 class B preferred stock. On March 11, 2020 the sole shareholder returned his 10,000,000 shares of common stock in exchange for 8,500 share of class B preferred stock. On March 11, 2020 the Company pursuant to an agreement of share exchange and technology, issued the 1,000,000 class A preferred stock to two individuals. The Company also issued 46,500 shares of class B preferred stock for services.

This transaction represents a change in control of the Company.

Note 7. Technology

On March 11, 2020 the Company pursuant to an agreement of share exchange and technology, issued the 1,000,000 class A preferred stock to two individuals. The technology rights were valued at $1,000, the par value of the stock as the value of the stock and the technology is not readily determinable.

Father Time was granted a perpetual license to the technology that powers Fan Freak and its five (5) different games to be utilized in new sports games and apps.  The iOS and Android apps support the five different sports games- Pick Sheet, Daily Fantasy Sports, First Goal, Lucky Number and Streak

The Company will amortize the technology over a period of five (5) years when then technology is developed. The Company plans to have the technology in service late 2020 early 2021. The annual amortization expense will be $200 per year.

Note 8. Subsequent events

Management has evaluated subsequent events through the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward- looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

GENERAL

Father Time, Inc. was incorporated in Delaware on May 16, 2016. We are a development stage company and intend to commence operations in the business of software development. The Company plans to develop mobile apps, which include but are not limited to the following:

1.	Howie Goes Viral

ePlay Digital has developed a new mobile game based on an existing game engine ePlay uses for the NBA, working on concepts, game design, graphic design, programming,rights acquisition and content to create a new game for iOS and Android users utilizing location-based technology, augmented reality, holograms, 3D and social media. Mobovivo, a subsidiary of ePlay Digital has licensed to the Company the use of software for Howie Goes Viral. The Company has the right to make and create customizations, updates or corrections the software as needed

2.	Chat app

ePlay Digital is developing a new mobile video chat app featuring paid video shoutouts, artificial intelligence and machine learning. The app would allow users to request and purchase video messages. Users can receive recorded messages and share them. Mobovivo, a subsidiary of ePlay Digital has licensed to the Company the use of software for the Chat app. The Company has the right to make and create customizations, updates or corrections the software as needed

3.	Fan Freak

ePlay Digital will be releasing an existing app originally created for Mobovivo clients such as ESPN, the Academy Awards, Ciniplex, Sony and others. The iOS and Android app has five different sports games- Pick Sheet, Daily Fantasy Sports, First Goal, Luck Number and Streak. Digital has licensed to the Company the use of software for the Chat app. The Company has the right to make and create customizations, updates or corrections the software as needed

4.	Mobovivo Sports Game Engine

Father Time was granted a perpetual license to the technology that powers Fan Freak and its five (5) different games to be utilized in new sports games and apps. The iOS and Android apps support the five different sports games- Pick Sheet, Daily Fantasy Sports, First Goal, Lucky Number and Streak. has licensed to the Company the use of software for the Sports Gaming Engine. The Company has the right to make and create customizations, updates or corrections the software as needed

Once developed, the mobile Apps and entertainment content should link gaming, entertainment, and e-commerce technologies. The Company’s technology platform will include; customizable cloud-based data storage, CRM, streaming video, in-app purchases, affiliate fees, esports, data maintenance, and encrypted security for sellers and processing enterprises. We see our main objective as providing every subscriber with as many gaming, entertainment, and e-commerce options as possible, all organized within the Company’s technology platform.

We intend to use the net proceeds from this offering to develop our technology and business operations (See “Description of Business” and “Use of Proceeds”). To implement our plan of operations we require a minimum of $750,000 for the next twelve months as described in our Plan of Operations. There is no assurance that we will generate substantial revenue in the first 12 months after completion our offering or ever generate any additional revenue.

Being a development stage company, we have very limited operating history. If we do not generate any additional revenue we may need a minimum of $25,000 of additional funding to pay for ongoing SEC filing requirements. We will have to sell a minimum of $25,000 shares to cover the expenses of this offering alone. We do not currently have any arrangements for additional financing. Our principal executive offices are located at 7111 Hayvenhurst Ave, Van Nuys, CA 91406. Our phone number is: 310-684-3619.

From inception (May 16, 2016) until the date of this filing, we have had limited operating activities. Our financial statements for the period from inception to December 31, 2019, reports no revenue and a net loss of ($244,196). Our independent registered public accounting firm has issued an audit opinion for Father Time, Inc., which includes a statement expressing substantial doubt as to our ability to continue as a going concern. To date, we have developed our business plan and developed business-model of our company. We have secured Intellectual Property and development agreements and purchased various web address and domain names.

Marketing Strategy

We intend to market our product aggressively and directly to the consuming public and organizations both online and off.

Through advertising, direct marketing, and working through strategic relationships, the Company will market technology solutions, apps, and entertainment content.

The following are strategies we intend to use:

Search Engines – we will engage a firm that will assist in Search Engine Optimization ("SOE"). This will assist Father Time, Inc. to achieve a top search engine ranking, get traffic to its website and increase business leads.

Social Media - we intend to have a strong presence with Facebook, LinkedIn, Instagram, Twitter, YouTube, Father Time Blogs, Fiver and Google Analytics.

Traditional Advertising – we will place strategic advertising in publications that provide the greatest exposure to potential project creators and backers. We will also subscribe with firms that can provide email lists for online campaigns.

Tradeshows/Conferences – We intend to attend trade shows and conferences relating to Father Time. We intend to attend and market our App to our technology, transport, and farm festivals, conferences as funds are available.

Emergencies and Severe weather or other natural disasters could positively affect our business.

Severe weather conditions and other natural disasters, including storms, floods, fires or earthquakes, may result increased revenues, as our customers increase their shipments, which could have a positive effect on our results of operations for a quarter or year. Notwithstanding, any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.

OPERATIONS

Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong interactive customer relationships by anticipating and focusing on our customers’ needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we and our network of operating partners’ intent to regularly meet with both existing and prospective customers to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

Revenue

The Company’s revenue could come from each of the following core lines of business under development:

•      In-game and In-app Advertising - Once developed, our mobile apps could generate revenue through advertising from leading providers based on a per click-through, fixed agreement, or impression basis.

•      Affiliate fees - Once developed, our mobile apps could generate revenue through affiliate fees from leading providers based on a per click-through basis.

•      Production and Distribution fees - the companies entertainment and technology solutions could earn revenues for production and distribution

•      In-App Purchase - Once developed, our mobile apps could generate revenue through in-app purchase of various digital items.

RESULTS OF OPERATIONS

WORKING CAPITAL
	June 30,	December 31,
	2020	2019
Current Assets	$-	$-
Current Liabilities	$301,696	$243,196
Working Capital (Deficit)	$(301,696)	$(243,196)

CASH FLOWS
	Six Months Ended June 30,
	2020	2019
Cash Flows used in Operating Activities	$(5,395)	$(2,597)
Cash Flows from Financing Activities	$5,395	$2,597
Net increase in Cash During the Period	$-	$-

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended June 30, 2020 were $18,500 compared with $18,900 for the three months ended June 30, 2019.

For the six months ended June 30, 2020, the Company incurred operating expenses and net loss of $58,547 compared with $35,098 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and total asset balance of $1,000 compared with cash and total asset balance of $0 as at December 31, 2019. The Company has no bank account and only accrues its current expenses.

As of June 30, 2020, the Company had total liabilities of $301,696 compared with total liabilities of $243,196 as at December 31, 2019. The increase in total liabilities was attributed to increases of $43,500 for outstanding Accrued expenses.

As of June 30, 2020, the Company had a working capital deficit of $300,696 compared with $243,196 as of December 31, 2019. The increase in working capital deficit was attributed to the expenditures incurred during the period.

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended June 30, 2020, the Company used $5,395 of cash for operating activities compared to the use of $2,597 of cash for operating activities during the six months ended June 30, 2019. The change in net cash used in operating activities is attributed to the fact that the Company had a increase in operating activities as compared with the prior period.

Cashflow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. During the six months ended June 30, 2020 the Company did provided cash from financing activities of $5,395. During the six months ended June 30, 2019, the Company provided cash from financing activities of $2,597.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of June 30, 2020. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Financings

We expect that working capital requirements will continue to be funded through a combination of advances from our management, or issuances of debt or equity instruments. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from management. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition or investment in assets connected to our business objectives; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.	MINE SAFETY DISCLOSURES

No report required.

ITEM 5.	OTHER INFORMATION

No report required.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit	Filing

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	Filed herewith.

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Father Time Inc.

Dated: September 16, 2020		/s/ Trevor Doerksen

	By:	TREVOR DOERKSEN
	Its:	Chief Executive Officer and
Director

Dated: September 16, 2020		/s/ Ray Brown

	By:	RAY BROWN
	Its:	Chief Financial Officer and
Director

